Form 10-K
period 2005-09-30
CRUSADE GLOBAL TRUST NO 1 OF 2004
filed 2005-12-28
CIK 1286553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-111723-01

CRUSADE MANAGEMENT LIMITED

(as Manager of the Crusade Global Trust No. 1 of 2004

(Australian Business Number 48 225 079 735))

(Exact name of Registrant as specified in its charter)

New South Wales, Australia (Jurisdiction of incorporation or organization)	Not applicable (I.R.S. Employer Identification No.)

Level 10, 55 Market Street, Sydney, NSW, 2000, Australia

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

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐     No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

The Manager incorporates by reference its Noteholders Report filed on Form 8-K for the quarterly payment dates in October 2004, January 2005, April 2005 and July 2005, which contain all financial information related to the Trust relevant to the holders of the Notes (the "Noteholders"), pursuant to rule 12b-23 promulgated under the Securities Exchange Act of 1934.

PART 1

ITEM 1. BUSINESS

This Annual Report on Form 10-K relates to the Crusade Global Trust No. 1 of 2004 (the "Trust") and the Class A-1 Mortgage Backed Floating Rate Notes (the "Notes") issued pursuant to the Note Trust Deed dated as of February 23, 2004 (the "Note Trust Deed"), among Perpetual Trustees Consolidated Limited, as issuer trustee (the "Issuer Trustee"), Crusade Management Limited, as manager (the "Manager"), and Deutsche Bank Trust Company Americas, as note trustee (the "Note Trustee"). Capitalized terms used in this Form 10-K and not defined have the same meanings given to them in the Prospectus relating to the Notes.

ITEM 2. PROPERTIES

The property of the Trust primarily consists of residential mortgage loans. Information concerning such property can be found in the quarterly Noteholders Reports filed on Form 8-K made during October 2004, January 2005, April 2005 and July 2005 are incorporated herein by reference.

Additionally, an Officer's Certificate of Compliance, executed by a director of the Manager is filed herewith as Exhibit 99.1. Such statement certifies that the Manager and the Issuer Trustee, in such capacities, have complied with all conditions and covenants under the Transaction Documents for the issuance of the Notes by the Trust.

ITEM 3. LEGAL PROCEEDINGS

The Manager knows of no material legal proceedings involving any of the Trust, the Manager, the Servicer or the Issuer Trustee.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No votes or consents of Noteholders were solicited during the fiscal year for any purpose.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, REALTED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Notes are not traded on any nationally recognized exchange in the United States.

Since the Trust pays no dividends with respect to the Notes, the information required by Item 201 of Regulation S-K regarding dividends is inapplicable to the Trust.

ITEM 6. SELECTED FINANCIAL DATA

The regular quarterly Noteholders Report for the Trust, which is required to be included with each quarterly distribution of the Trust's assets to Noteholders, sets forth for the prior quarter all of the relevant financial information required by the Trust Deed to be reported to Noteholders. The Noteholders Reports for the quarterly payment date in October 2004, January 2005, April 2005 and July 2005 filed on Form 8-K are incorporated herein by reference and aggregate totals for the period October 1, 2004 to September 30, 2005 is incorporated herein as Exhibit 13.1.

The foregoing presents all relevant financial information relating to the Trust. Because of the limited business activity of the Trust, the Selected Financial Data specified in Item 301 of Regulation S-K would not provide any meaningful additional information.

3

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

EXCHANGE CONTROLS

Unless the Reserve Bank of Australia has given specific approval under the Banking (Foreign Exchange) Regulations (which may change in the future), payments by an Australian resident to, or transfers to, by the order of or on behalf of:

•	proscribed governments (and their statutory authorities, agencies, entities); and
•	nationals of proscribed countries, proscribed organizations or persons associated with proscribed organizations, are prohibited.

For the purposes of the above bullet points, persons include certain persons associated with the former government of the Federal Republic of Yugoslavia and certain persons associated with the Government of Zimbabwe.

Under Part 4 of the Charter of the United Nations Act 1945 and the Charter of the United Nations (Terrorism and Dealings with Assets) Regulations 2002, restrictions apply to transactions, accounts and assets relating to the Taliban, Usama bin Laden, the Al-Qaida organization and other persons, entities and assets listed in the Commonwealth of Australia Gazette by the Australian Minister for Foreign Affairs as associated with terrorism. It is also a criminal offence to make assets available to such persons or entities.

4

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

The Charter of the United Nations (Sanctions – Liberia) Regulations 2002, as amended in 2005, impose a freeze on funds, financial assets and economic resources relating to former Liberian President Charles Taylor and certain persons and entities associated with him and his former regime.

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

5

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

St George Limited provides working capital to Crusade Management Limited. Also, Crusade Management Limited has entered into transactions on commercial terms with either St George Bank Limited or wholly owned subsidiaries of St George Bank Limited in order to carry out its functions as manager under the securitisation trusts.

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

b.	Exhibits

Designation	Description	Method of filing

Exhibit 13.1	Aggregate Totals for the period October 1, 2004 to September 30, 2005	Electronically
Exhibit 31.1	Section 302 Certification	Electronically
Exhibit 99.1	The Manager Officer's Certificate of Compliance	Electronically
Exhibit 99.2	The Servicer Officer's Certificate of Compliance	Electronically
Exhibit 99.3	Independent Auditors Annual Servicer's Compliance Certificate	Electronically
Exhibit 99.4	Custodial Services Audit Report	Electronically

On October 20, 2004, January 19, 2005, April 21, 2005 and July 21, 2005 reports on Form 8-K were filed by the Manager in order to provide the quarterly distribution to the Noteholders for the Trust. No other reports on Form 8-K have been filed during the last fiscal year covered by this report.

6

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRUSADE MANAGEMENT LIMITED

____/s/  Gm. M. Bartlett

Name:  G.M. Bartlett

Title:   Director

Date:   December 21, 2005

EXHIBITS

EXHIBIT NO.	DOCUMENT DESCRIPTION
13.1	Aggregate Totals for the period October 1, 2004 to September 30, 2005
31.1	Section 302 Certification
99.1	The Manager Officer's Certificate of Compliance
99.2	The Servicer Officer's Certificate of Compliance
99.3	Independent Auditors Annual Servicer's Compliance Certificate
99.4	Custodial Services Audit Report